Form 10QSB
period 2006-01-31
Paracap CORP
filed 2006-03-07
CIK 1337408

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Paracap Corporation

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 443, 5525 West Boulevard, Vancouver, British Columbia, Canada V6M 3W6

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-603-5792

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2006 was 12,570,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Paracap Corporation

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of January 31, 2006 (Unaudited)......................................................................................................................4

      Statement of Operations for three months ended January 31, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended January 31, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Paracap Corporation

(A Nevada Corporation)

Balance Sheet

January 31, 2006

(With Comparative Figures at July 31, 2005)

(Expressed in US Dollars)

	January 31	July 31
	2006	2005
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 416	$ 6,658
TOTAL CURRENT ASSETS	416	6,658
License- Note 8	6,000	6,000
TOTAL ASSETS	$ 6,416	$ 12,658

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$ 8,000	$ 6,000
TOTAL CURRENT LIABILITIES	8,000	6,000

Loan From Shareholder	$ 2,500	-
TOTAL LIABILITIES	$ 10,500	6,000

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(35,284)	(24,542)
TOTAL STOCKHOLDERS' EQUITY	(4,084)	6,658
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,416	$12,658

Approved on Behalf of the Board
"Eric Lung" Director and Chief Executive Officer

See Accompanying Notes

Paracap Corporation

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception
			Date of
	Three Months	Six Months	April 1,
	Ended	Ended	2005 to
	January 31	January 31	July 31,
	2006	2006	2005
	(Unaudited)	(Unaudited)	(Audited)

General and Administrative Expenses
Accounting and Auditing Fees	-	2,630	5,000
Bank Charges	35	112	10
Consulting Fees	-	-	11,307
Management Fees	-	2,000	4,000
Office and Rent	3,000	6,000	4,000
Regulatory and Transfer Agent Fees	-	-	225
	3,035	10,742	24,542

Net Profit (Loss) for the Period	(3,035)	(10,742)	(24,542)

See Accompany Notes

Paracap Corporation

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Six Months	April 1,
	Ended	Ended	2005 to
	January 31	January 31	July 31,
	2006	2006	2005
	(Unaudited)	(Unaudited)	(Audited)
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(3,035)	(10,742)	(24,542)
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	370	2,000	6,000
Cash used for operating activities	(2,665)	(8,742)	(18,542)

Investing Activities

Financing Activities
Issuance of common Shares	-	-	25,200
Shareholder Loan	2,500	2,500	-
Cash provided by financing activities	2,500	2,500	25,200

Cash increase (decrease) during the period	(165)	(6,242)	6,658
Cash, Beginning of Period	581	6,658	-

Cash, End of Period	416	416	6,658

See accompanying notes

Paracap Corporation

Notes to Financial Statements

For the Three Months Ended January 31, 2006

(UNAUDITED)

Note 1.            NATURE AND CONTINUANCE OF OPERATIONS

Paracap Corporation ("the Company") is a developments stage company that was incorporated in the State of Nevada, United States of America on April 1, 2005. The Company intends to commence operations as a retail liquor establishment (Note 3).

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $35,284 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that maybe necessary should the Company be unable to continue as a going concern.

The Company's year-end is July 31.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 These financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and  liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and the Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as a development stage.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective April 1, 2005. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

In the three months ended January 31, 2006, there was no events or changes in circumstances that would indicate that the carrying amounts may not be recoverable.

Foreign Currency Translation

The Company's functional currency is the Canadian dollar as substantially all of the Company's operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the FAS No. 52  "Foreign Currency Translation."

Assets and liabilities are denominated in a foreign currency are translated at an exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder's Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in Other Items on the Statement of Operations.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

License Costs

License costs are comprised of costs incurred to acquire license rights. The Company has adopted the provisions of FAS No. 142, "Goodwill and other Intangible Assets" and will amortize the license costs over five years on a straight-line basis. Amortization was not provided in these financial statements as the Company acquired the license at the end of the reporting period.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

In accordance with FAS No. 128, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At, 2005, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

New Accounting Standard

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements.

Operating Lease

Annual license costs incurred to manage and operate the licensor's retail liquor establishment are considered operating lease costs as they do not meet the criteria for a capital lease, in accordance with FAS No. 13 "Accounting for Leases."

Note 3:           LICENSE

By a management license agreement dated June 29, 2005, the Company acquired the right and license to manage and operate a liquor retail establishment in the municipality of Maple Ridge, Canada. The agreement is for five years with an option to renew for an additional five years with the same terms and conditions except for the consideration, which will be negotiated between the parties, failing which an arbitrator would be appointed to determine the consideration. The agreement also provides the Company with the right of first refusal to negotiate terms over the right to manage and operate other of the licensor's establishments in the Lower Mainland of British Columbia, Canada.

The consideration given for the license was 600,000 common shares of the Company at fair market value of $6,000. In addition, 30% of the monthly net profits (net operating income), as defined by accounting principles generally accepted in the United States of America, earned by the store managed by the Company will be remitted to the licensor each month. If there is a net loss, the Company will be obligated to pay any percentage.

NOTE 4:         CAPITAL STOCK

During the period ended July 31, 2005 the Company issued 11,500,000 common shares at $0.001 per share for total proceeds of $11,500 and 1,370,000 common shares at $0.01 per share for total proceeds of $13,700. The Company also issued 600,000 common share at $0.01 per share for total proceeds of $6,000 as consideration for a new license acquisition (Note 3).

NOTE 5:         INCOME TAXES

No provision for income taxes has been provided for in these financial statements. At, January 31, 2006, the Company has accumulated non-capital losses totaling $35,284, which are available to reduce taxable income in future taxation years. These losses expire commencing in 2026. The potential benefit of these losses, if any, has not been recognized in the financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The significant components of the Company's deferred tax assets are as follows:

Deferred Tax
Non-capital Loss carry forward	$ 4,908
Less: valuation allowance for deferred tax assets	($ 4,908)
-

 The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

NOTE 6:         NON-CASH TRANSACTIONS

                        Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows. During the period ended July 31, 2005, the Company issued 600,000 common shares at $0.01 per share for total proceeds of $6,000 pursuant to the acquisition of a license. This transaction has been excluded from the statement of cash flows.

NOTE 7:        RELATED PARTY TRANSACTIONS

                        During the period April 1, 2005 ( Date of Incorporation) to July 31, 2005, the Company issued 5,000,000 shares of common stock at $0.001 per share for a total proceeds of $5,000 to a director of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Paracap Corporation (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Paracap Corporation ("Paracap") intends to commence operations as a retail liquor establishment. We have signed a management licensing agreement between Beta Enterprises Inc. which grants us the right to manage and operate one of Beta Enterprises' liquor establishments located in the Lower Mainland of British Columbia, Canada. The agreement is for five years with an option to renew for an additional five years with the same terms and conditions. The exact address of the store 12968 232nd Street, Maple Ridge, British Columbia.

Results of Operations

Paracap has not generated any revenues for the quarter ended January 31, 2006.

Operating expenses only include rent fees for the three month period ended January 31, 2006.

The Company experienced general and administration expenses of $3,035.00 for the quarter ended January 31st, 2006. Compared to six months ended January 31, 2006, the Company experienced general and administration expenses of $10,742.00 . The decrease in general and administration expenses this quarter is attributed to the decrease in fees paid for professional services.

For the quarter ended January 31st, 2006, the company experienced a net loss of $3,035.00.

Liquidity and Capital Resources

During the three month period ended January 31st, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of January 31st, 2006, the Company has cash on hand in the amount of $416.00. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. March 7, 2006

March 7, 2006	/s/ "Eric Lung"
Mr. Eric Lung, President