Form 10QSB
period 2006-04-30
Paracap CORP
filed 2006-06-13
CIK 1337408

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2006 was 13,470,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Paracap Corporation

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of April 30, 2006 (Unaudited)......................................................................................................................4

      Statement of Operations for three months ended April 30, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended April 30, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Paracap Corporation

(A Nevada Corporation)

Balance Sheet

April 30, 2006

(With Comparative Figures at July 31, 2005)

(Expressed in US Dollars)

	April 30	July 31
	2006	2005
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 661	$ 6,658
TOTAL CURRENT ASSETS	661	6,658
License- Note 8	6,000	6,000
Accumulated Amortization
	(900)	-
	5,100	6,000
TOTAL ASSETS	$ 5,761	$ 12,658

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$ 11,000	$ 6,000
TOTAL CURRENT LIABILITIES	11,000	6,000

Loan From Shareholder	$ 5,500	-
TOTAL LIABILITIES	$ 16,500	6,000

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(41,939)	(24,542)
TOTAL STOCKHOLDERS' EQUITY	(10,739)	6,658
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,761	$12,658

Approved on Behalf of the Board
"Eric Lung" Director and Chief Executive Officer

See Accompanying Notes

Paracap Corporation

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception
			Date of
	Three Months	Nine Months	April 1,
	Ended	Ended	2005 to
	April 30	April 30	April 30,
	2006	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)

General and Administrative Expenses
Accounting and Auditing Fees	-	2,630	7,630
Bank Charges	31	143	153
Consulting Fees	-	-	11,307
Management Fees	2,500	4,500	8,500
Office and Rent	3,000	9,000	13,000
Regulatory and Transfer Agent Fees	224	224	449
	6,055	17,397	41,939

Net Profit (Loss) for the Period	(6,055)	(17,397)	(41,939)

See Accompany Notes

Paracap Corporation

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Nine Months	April 1,
	Ended	Ended	2005 to
	April 30	April 30	April 30
	2006	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(6,055)	(17,397)	(41,939)
Amortization Expense	300	900	900
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	3,000	5,000	11,000
Cash used for operating activities	(2,755)	(11,497)	(30,039)

Investing Activities

Financing Activities
Issuance of common Shares	-	-	25,200
Shareholder Loan	3,000	5,500	5,500
Cash provided by financing activities	3,000	5,500	30,700

Cash increase (decrease) during the period	245	(5,997)	661
Cash, Beginning of Period	416	6,658	-

Cash, End of Period	661	661	661

See accompanying notes

Paracap Corporation

Notes to Financial Statements

For the Three Months Ended April 30, 2006

(UNAUDITED)

Note 1.            NATURE AND CONTINUANCE OF OPERATIONS

Paracap Corporation ("the Company") is a developments stage company that was incorporated in the State of Nevada, United States of America on April 1, 2005. The Company intends to commence operations as a retail liquor establishment (Note 3).

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $41,039 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that maybe necessary should the Company be unable to continue as a going concern.

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

In the three months ended April 30, 2006, there were no events or changes in circumstances that would indicate that the carrying amounts may not be recoverable.

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

License Costs

License costs are comprised of costs incurred to acquire license rights.  The Company has adopted the provisions of FAS No. 142, "Goodwill and other Intangible Assets" and will amortize the license costs over five years on a straight-line basis. In accordance to FAS-142, the intangible asset has been evaluated for impairment by using discounted expected cash flows. No impairment of the intangible asset existed and as a result there is no amortization provided in the current period. The impairment, if any, will be will be tested and evaluated at least on an annual basis for impairment.

            The License is stated at cost less accumulated depreciation.

April 30, 2006	Cost	Accumulated Amortization	Net Book Value
License	$6,000	$900	$5,100

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

Basic and Diluted Loss per Share

In accordance with FAS No. 128, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2006, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

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

NOTE 5:         INCOME TAXES

No provision for income taxes has been provided for in these financial statements. At, April 30, 2006, the Company has accumulated non-capital losses totaling $41,039, which are available to reduce taxable income in future taxation years. These losses expire commencing in 2026. The potential benefit of these losses, if any, has not been recognized in the financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The significant components of the Company's deferred tax assets are as follows:

Deferred Tax
Non-capital Loss carry forward	$ 13,953
Less: valuation allowance for deferred tax assets	($ 13,953)
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

                       During the period July 31, 2005 to April 30, 2006, the Company received $5,500 of shareholder loans from the director of the Company. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Paracap has not generated any revenues for the quarter ended April 30, 2006.

Operating expenses only include rent fees for the three month period ended April 30, 2006.

The Company experienced general and administration expenses of $6,055.00 for the quarter ended April 30, 2006.

For the quarter ended April 30, 2006, the company experienced a net loss of $6,055.00.

Liquidity and Capital Resources

During the three month period ended April 30, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of April 30, 2006, the Company has cash on hand in the amount of $661.00. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. June 13, 2006

June 13, 2006	/s/ "Eric Lung"
Mr. Eric Lung, President