Form 10-K
period 2006-10-31
Paracap CORP
filed 2013-09-26
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-51975

Paracap Corporation

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or

or organization)

N/A

(IRS Employer Number)

c/o Catalyst Capital

Unit 232, 2498 W.41st Ave Vancouver, BC. V6M 2A7

----------------------------------------------------------

(Address of principal executive office)

949-419-6588

----------------------------------

(Issuer's telephone number)

n/a

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Suite 443, 5525 West Boulevard Vancouver, British Columbia, Canada, V6M 3W6

 ________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes X No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes o No X

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2006 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2006: 13,470,000 shares of common stock

1

Paracap Corporation

FORM 10-K

For the Fiscal Year ended July 31, 2006

Table of Contents

Part I

        Item 1.        Description of Business

        Item 1A.     Risk Factors

        Item 1B.     Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Item 8.        Financial Statements and Supplementary Data

                          Management's Report on Internal Control Over Financial Reporting

                          Report of Independent Registered Public Accounting Firm

Part III

        Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.     Controls and Procedures

        Item 9B.     Other Information

        Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PARACAP CORPORATION., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Paracap Corporation was incorporated in the state of Nevada on on April 1, 2005. Paracap’s original business plan was to own and operate a chain of liquor stores. The Company has shelved these plans and now have reformulated to begin operations as an online website that promotes daily deals for business-to-business transactions. We anticipate that in order for us to continue development of this online operation and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Principal Products or Services and Their Markets

We intend to commence operations as an online website that promotes daily deals for business-to-business transactions.

Paracap technology is developed in-house and we intend to be a leading provider of advertising and marketing services. A factor that is proprietary to Paracap is our option to allow users to suggest deals and vote on deals already suggested. This key differentiator is our user-friendly website which will allow business owners to buy and sell products and services at considerable discounts between the members of our business to business online community.

The initial market we plan to introduce our software to is the worldwide market.

Competition

The current market for daily deal websites is competitive. Our Company differentiates itself from other daily deal websites in that it allows the customers to suggest what deals they want.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive address is located at Unit 268 Suite 105 424 Bakerview Rd, Bellingham WA 98226.

Our telephone number is 949-419-6588

Employees

We currently do not have any employees.

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, director or affiliates' a party adverse to us in any legal proceeding.

Item 1A:     Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Paracap Corporation:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at August 22, 2005. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2.Because we have not yet commenced operations we face a high risk of business failure. We were incorporated on April 1, 2005 and to date have been involved primarily in organizational activities. As of the date of this filing, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

3. If we are not able to effectively respond to competition, our business may fail. There are many companies in the daily deals business that will compete with us. Most of these competitors have established businesses with returning customers. We will attempt to compete against these groups by offering a higher quality of products and services to our customers. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

4. Because we have only one director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. Presently, we have only one officer/director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

5. Because our sole executive officer will only be devoting limited time to our operations, our operations could be sporadic which may result in periodic interruptions or suspensions of operations and a lack of revenues which may cause us to cease operations. Xing Cheng Yao, our sole executive officer will only be devoting limited time to our operations. Because Mr.Yao will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Yao. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Unit 268 Suite 105 424 Bakerview Rd, Bellingham WA 98226. Our telephone number is 949-419-6588

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Paracap Corporation or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2006 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2006.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 31, 2006, there were approximately 30 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2006	July 31, 2005
Balance Sheet
Total Assets	$4,800	$12,658
Total Liabilities	$35,839	$6,000
Stockholders Equity (Deficit)	$(31,039)	$6,658

	For the	For the
	Year ended	Year Ended
	July 31, 2006	July 31, 2005
Income Statement
Revenues	$ -	$ -
Total Expenses	$37,697	$24,542
Net Loss	($37,697)	($24,542)

------------------------------------------------------------------------------------------------------------------

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Paracap Corporation (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Paracap Corporation was incorporated in the state of Nevada on April 1, 2005. The Company plans to begin operations as an online website that promotes daily deals for business-to-business transactions. We anticipate that in order for us to continue development of the website we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2006 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $37,697 for the fiscal year ended July 31, 2006. This is compared to general and administrative expenses totaling $24,542 for the fiscal year ended July 31, 2005. This increase in general and administrative expenses is largely attributed to an increase in consulting fees.

We experienced a net loss of $37,697 for the fiscal year ended July 31, 2006 compared to a net loss of $25,542 for the fiscal year ended July 31, 2005.

Liquidity and Capital Resources

As of July 31, 2006, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Please see Item 1A above, "Risk Factors," for a discussion of these and other risks and uncertainties we face in our business.

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Stan J.H. Lee CPA P.C. for the fiscal year ending July 31, 2006 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of July 31, 2006, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

Xing Cheng Yao, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

2. Management's Report on Internal Control over Financial Reporting:

Paracap's management is responsible for establishing and maintaining adequate internal control over financial reporting’s such terms is defined in Rules 13(a) - 15 (f) under the Exchange Act. The Company's internal control systems has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and director of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material affect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations. Because of inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Paracap's management, under the supervision of the chief executive and financial officer, assessed the the effectiveness of the Company's internal control over financial reporting as of July 31, 2006. Based on its assessment, management believes that as of July 31, 2006, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2006 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B: Other Information

None

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Xing Cheng Yao	33	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Yao has been Paracap Corporation's president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since August 8, 2006. Mr. Yao has been Senior Mobile Application Engineer at Beijing Li Da Zhi Info Technology Co., Ltd. for the past 7 years. He has his bachelor of Computer Science Degree from Capital Normal University (Beijing, China) and his Master’s Degree in Software Science from the Beijing Institute of Technology.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2006, Form 3 reports were not timely filed by Xing Cheng Yao, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Justin Lanciec President, Treasurer, Secretary, Director. Chief Executive Officer	2006	0	0	0	0	0	0	0
Eric Lung	2005	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer

[1]All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Unit 268 Suite 105 424 Bakerview Rd, Bellingham WA 98226.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Justin Lanciec	5,000,000		37.12%
All officers and directors as a Group (1 person)			37.12%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Justin Lanciec, our president and a member of the board of directors in June 2006, in consideration of $4,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

10.1*                                       Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2006 - $2,000 Amisano Hanson CA

2005 -$2,000 Amisano Hanson CA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 2013

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	September 25, 2013
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended July 31, 2006 and period ended July 31, 2005                                                                               F-2

Statements of Operations for the fiscal year ended July 31, 2006 and period ended July 31, 2005                                                            F-3

Statements of Cash Flows for the fiscal year ended July 31, 2006 and period ended July 31, 2005                                                             F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

Report of Independent Registered Public Accounting Firm

Stan J.H. Lee, CPA

2160 North Central Rd, Suite 209,  Fort Lee,  NJ 07024

P.O. Box 436402,  San Diego,  CA 92143-9402

619-623-7799,   Fax 619-564-3408,   stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Paracap Corporation

We have audited the accompanying balance sheets of Paracap Corporation. as of July 31, 2006 and the related statements of operations, changes in shareholders' equity (deficit) , and cash flows for the fiscal year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation. as of July 31, 2006 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes , the Company’s continuing significant operating losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

--------------------------------------

Stan J.H. Lee

Certified Public Accountants

Fort Lee, NJ

May 2, 2013

BALANCE SHEET
July 30, 2006
(Expressed in US Dollars)

	31-Jul	31-Jul
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$0	$6,658

TOTAL CURRENT ASSETS	0	6,658

License- Note 3	6,000	6,000
Accumulated Amortization	(1,200)	0

TOTAL ASSETS	$4,800	$12,658

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$30,339	$6,000

Loan From Shareholder	$5,500	0
TOTAL CURRENT LIABILITIES	$35,839	6,000

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(62,239)	(24,542)
TOTAL STOCKHOLDERS' EQUITY	(31,039)	6,658
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,800	12,658

  The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF OPERATIONS
					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005	30-Jul-06

General and Administrative Expenses
Accounting and Auditing Fees	0	5,000	2,630	5,000	7,630
Amortization Expense	300		1,200	0	1,200
Bank Charges	0	10	143	10	153
Consulting Fees	20,000	1,307	20,000	11,307	31,307
Management Fees	0	4,000	4,500	4,000	8,500
Office and Rent	0	3,000	9,000	4,000	13,000
Regulatory and Transfer Agent Fees	0	225	224	225	449
Net Profit (Loss) for the Period	(20,000)	(13,542)	(37,697)	(24,542)	(62,239)

Basic and diluted loss per share	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918

STATEMENT OF CASH FLOWS
			Inception Date of
			April 1,
	For the Year Ended		2005 to
	July 30, 2006	July 31, 2005	July 30, 2006

Operating Activities
Net Profit (Loss) For the Period	(37,697)	(24,542)	(62,239)
Amortization Expenses	1,200		900
Accounts Payable and Accrued Liabilities	24,339	6,000	29,978
Net cash used in operating activities	(12,158)	(18,542)	(31,361)

Financing Activities
Issuance of common Shares	-	25,200	25,200
Shareholder Loan	5,500		5,500
Net cash provided by financing activities	5,500	25,200	30,700

Cash increase (decrease) during the period	(6,658)	6,658	(661)
Cash, Beginning of Period	6,658	0	661

Cash, End of Period	0	6,658	0

 The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY
for the period April 1, 2005 (Date of Incorporation) to July 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash

- at $0.001	11,500,000	$ 11,500	$ -	$ -	$ 11,500
- at $0.01	1,370,000	1,370	12,230	-	13,700
Issuance of shares for license

- at $0.01	600,000	600	5,400	-	6,000
Net loss for the period ended

July 31, 2005	0	0	0	(24,542)	(24,542)

Balance, July 31, 2005	13,470,000	$ 13,470	$ 17,730	$ (24,542)	$ 6,658

Comprehensive income (loss)
Net Loss for the year ended July 31, 2006	0	0	0	(37,697)	(37,697)

Balance, July 31, 2006	13,470,000	$ 13,470	$ 17,730	(62,239)	(31,039)

 The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation

Notes to Financial Statements

For the Year Ended July 31, 2006

(AUDITED)

Note 1.            NATURE AND CONTINUANCE OF OPERATIONS

Paracap Corporation ("the Company") is a developments stage company that was incorporated in the State of Nevada, United States of America on April 1, 2005. The Company intends to commence operations as a retail liquor establishment (Note 3).

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $62,239 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that maybe necessary should the Company be unable to continue as a going concern.

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

In the three months ended July 31, 2006, there were no events or changes in circumstances that would indicate that the carrying amounts may not be recoverable.

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

            The License is stated at cost less accumulated depreciation.

July 31, 2006	Cost	Accumulated Amortization	Net Book Value
License	$6,000	$900	$5,100

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

Basic and Diluted Loss per Share

In accordance with FAS No. 128, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

NOTE 4:         CAPITAL STOCK

During the period ended July 31, 2005 the Company issued 11,500,000 common shares at $0.001 per share for total proceeds of $11,500 and 1,370,000 common shares at $0.01 per share for total proceeds of $13,700. The Company also issued 600,000 common shares at $0.01 per share for total proceeds of $6,000 as consideration for a new license acquisition (Note 3).

NOTE 5:         INCOME TAXES

No provision for income taxes has been provided for in these financial statements. At, July 31, 2006, the Company has accumulated non-capital losses totaling $62,239, which are available to reduce taxable income in future taxation years. These losses expire commencing in 2026. The potential benefit of these losses, if any, has not been recognized in the financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The significant components of the Company's deferred tax assets are as follows:

Deferred Tax
Non-capital Loss carry forward	$ 13,953
Less: valuation allowance for deferred tax assets	($ 13,953)
-

 The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

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

NOTE 7:        RELATED PARTY TRANSACTIONS

 During the period April 1, 2005 (Date of Incorporation) to July 31, 2005, the Company issued 5,000,000 shares of common stock at $0.001 per share for total proceeds of $5,000 to a director of the Company.

During the period July 31, 2005 to July 31, 2006, the Company received $5,500 of shareholder loans from the director of the Company. The loan is unsecured, non-interest bearing, and with no specific terms of repayment.