Form 10-Q
period 2014-01-31
Paracap CORP
filed 2014-02-14
CIK 1337408

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2007 was 13,470,000.

1

  Paracap Corporation

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Paracap Corporation
(A Development Stage Company)
Balance Sheets

		31-Jan	As of July 31,
		2007	2006
		(Unaudited)	(Unaudited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$-

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(1,200)	(1,200)
		4,800	4,800

TOTAL ASSETS		$4,800	$4,800

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$30,339	$30,339
Loan from Shareholder		5,500	5,500

TOAL CURRENT LIABILITIES		35,839	35,839

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(62,239)	(62,239)

TOTAL STOCKHOLDERS' EQUITY		(31,039)	(31,039)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,800	$4,800

See Accompanying Notes

Paracap Corporation
(A Development Stage Company)
Statements of Operations	(Unaudited)

				April 1, 2005
		For the Three Months Ended		(Inception) to
		January 31, 2007	January 31, 2006	January 31, 2007

General and Administration Expenses
Accounting and Auditing Fees		-	2,630	7,630
Amortization Expense		-	-	1,200
Bank Charges		-	77	153
Consulting Fees		-	-	31,307
Management Fees		-	2,000	8,500
Office and Rent		-	3,000	13,000
Regulatory and Transfer Agent Fees		-	-	449

Net (loss) for the period		$ -	$ (7,707)	$ (62,239)

Basic and diluted loss per share		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding		10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

		For the Three Months Ended		April 1, 2005
		January 31,	January 31,	(Inception) to
		2007	2006	January 31, 2007

Operating Activities
Net (loss) for the period		-	(7,707)	(62,239)
Amortization Expenses		-		1,200
Accounts Payable and Accrued Liabilities		-	1,630	30,339
Cash used in operating activities		-	(6,077)	(30,700)

Financing Activities
Issuance of common shares		-		25,200
Shareholder Loan		-	-	5,500
Net cash provided by financing activities		-	-	30,700

Cash increase (decrease) during the Period		-	(6,077)	-

Cash, Beginning of Period		-	6,658	-
Cash, End of Period		-	581	-

Supplemental Information
Interest Paid		-	-	-
Income Taxes Paid		-	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation

Notes to Financial Statements

For the Three Months Ended January 31, 2007

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

In the three months ended January 31, 2007, there were no events or changes in circumstances that would indicate that the carrying amounts may not be recoverable.

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

Basic and Diluted Loss per Share

In accordance with FAS No. 128, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

NOTE 5:         INCOME TAXES

No provision for income taxes has been provided for in these financial statements. At, January 31, 2007, the Company has accumulated non-capital losses totaling $62,239, which are available to reduce taxable income in future taxation years. These losses expire commencing in 2026. The potential benefit of these losses, if any, has not been recognized in the financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Paracap has not generated any revenues for the quarter ended January 31, 2007.

For the quarter ended January 31, 2007, the company experienced a net loss of $0.

Liquidity and Capital Resources

During the three month period ended January 31, 2007, the Company satisfied its working capital needs by using equity from shareholder's initial seed financing, when necessary. As of January 31, 2007, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. February 13, 2013

February 13, 2014	/s/ "Xing Cheng Yao"
Mr. Xing Cheng Yao, President