Form 10-K/A
Paracap CORP
filed 2014-03-26
CIK 1337408

10-K 1 paracapjuly312006k.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K/A

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

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2006: 13,470,000 shares of common stock

Explanatory paragraph: The Form 10-K/A is amended to replace the Form 10-K filed on September 26, 2013 in order to remove the July 31, 2006 year ended audit report and to change any references on the July 31, 2006 financial statements from audited to unaudited.

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

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2014

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	March 26, 2014
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Balance Sheets for the fiscal year ended July 31, 2006 and July 31, 2005                                                                               F-2

Statements of Operations for the fiscal year ended July 31, 2006 and period ended July 31, 2005                                                            F-3

Statements of Cash Flows for the fiscal year ended July 31, 2006 and period ended July 31, 2005                                                             F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

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