Form 10-K/A
Paracap CORP
filed 2014-03-27
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2006: 13,470,000 shares of common stock

Explanatory paragraph: This Amendment No. 2 to Form 10-K/A is filed to replace the Form 10-K/A filed on March 26, 2014 in order to further label any and all July 31, 2006 figures as unaudited and July 31, 2005 figures as audited.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2006	July 31, 2005
	(Unaudited)	(Audited)
Balance Sheet
Total Assets	$4,800	$12,658
Total Liabilities	$35,839	$6,000
Stockholders Equity (Deficit)	$(31,039)	$6,658

	For the	For the
	Year ended	Year Ended
	July 31, 2006	July 31, 2005
	(Unaudited)	(Audited)
Income Statement
Revenues	$ -	$ -
Total Expenses	$37,697	$24,542
Net Loss	($37,697)	($24,542)

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

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2014

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	March 27, 2014
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

STATEMENT OF OPERATIONS
					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)
General and Administrative Expenses
Accounting and Auditing Fees	0	5,000	2,630	5,000	7,630
Amortization Expense	300		1,200	0	1,200
Bank Charges	0	10	143	10	153
Consulting Fees	20,000	1,307	20,000	11,307	31,307
Management Fees	0	4,000	4,500	4,000	8,500
Office and Rent	0	3,000	9,000	4,000	13,000
Regulatory and Transfer Agent Fees	0	225	224	225	449
Net Profit (Loss) for the Period	(20,000)	(13,542)	(37,697)	(24,542)	(62,239)

Basic and diluted loss per share	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918

STATEMENT OF CASH FLOWS
			Inception Date of
			April 1,
	For the Year Ended		2005 to
	July 31, 2006	July 31, 2005	July 31, 2006
	(Unaudited)	(Audited)	(Unaudited)
Operating Activities
Net Profit (Loss) For the Period	(37,697)	(24,542)	(62,239)
Amortization Expenses	1,200		900
Accounts Payable and Accrued Liabilities	24,339	6,000	29,978
Net cash used in operating activities	(12,158)	(18,542)	(31,361)

Financing Activities
Issuance of common Shares	-	25,200	25,200
Shareholder Loan	5,500		5,500
Net cash provided by financing activities	5,500	25,200	30,700

Cash increase (decrease) during the period	(6,658)	6,658	(661)
Cash, Beginning of Period	6,658	0	661

Cash, End of Period	0	6,658	0

 The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY
for the period April 1, 2005 (Date of Incorporation) to July 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash (Audited)

- at $0.001	11,500,000	$ 11,500	$ -	$ -	$ 11,500
- at $0.01	1,370,000	1,370	12,230	-	13,700
Issuance of shares for license (Audited)

- at $0.01	600,000	600	5,400	-	6,000
Net loss for the period ended

July 31, 2005 (Audited)	0	0	0	(24,542)	(24,542)

Balance, July 31, 2005 (Audited)	13,470,000	$ 13,470	$ 17,730	$ (24,542)	$ 6,658

Comprehensive income (loss) (Unaudited)
Net Loss for the year ended July 31, 2006 (Unaudited)	0	0	0	(37,697)	(37,697)

Balance, July 31, 2006 (Unaudited)	13,470,000	$ 13,470	$ 17,730	(62,239)	(31,039)

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