Form 10-K/A
Paracap CORP
filed 2014-03-31
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2006: 13,470,000 shares of common stock

Explanatory paragraph: This Amendment No. 3 to Form 10-K/A is filed to replace the Form 10-K/A filed on March 27, 2014 in order to include the audit report for the fiscal year ended July 31, 2005.

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

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2005

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

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 Amisano Hanson CA

2005 - $0 Amisano Hanson CA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	March 31, 2014
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2005

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

Notes to Financial Statements                                                                                                                                                                     F-6

PARACAP CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

July 31, 2005

(Stated in US Dollars)

Amisano Hanson Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Paracap Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Paracap Corporation(A Development Stage Company) as of July 31, 2005 and the related statements of operations, cash flows and stockholders' equity for the period from April 1, 2005 (Date of Incorporation) to July 31, 2005.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation as of July 31, 2005 and the results of its operations and its cash flows for the period from April 1, 2005 (Date of Incorporation) to July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ "Amisano Hanson"
August 22, 2005	Chartered Accountants

BALANCE SHEET
July 30, 2006
(Expressed in US Dollars)

	31-Jul	31-Jul
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$0	$6,658

TOTAL CURRENT ASSETS	0	6,658

License- Note 3	6,000	6,000
Accumulated Amortization	(1,200)	0

TOTAL ASSETS	$4,800	$12,658

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$30,339	$6,000

Loan From Shareholder	$5,500	0
TOTAL CURRENT LIABILITIES	$35,839	6,000

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