Form 10-K/A
period 2006-07-31
Paracap CORP
filed 2014-10-21
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.4 to

Form 10 – K/A

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(IRS Employer Number)

424 West Bakerview Rd, #105-268, Bellingham, WA, 98226

(Address of principal executive office)

949-419-6588

(Issuer's telephone number)

Unit 232, 2498 W.41st Ave Vancouver, BC. V6M 2A7

(Former name, former address and former fiscal year, if changed since last report)

---------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

[ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

[ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

[X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer

[ ] Accelerated filer

[ ]Non-accelerated filer

[X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[ ]Yes [X]No

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2006 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2006: 13,470,000 shares of common stock.

Explanatory paragraph: This Amendment No.4 to Form 10-K/A includes the audit reports from Certified Public Accounts, Hillary CPA Group, for the fiscal year ended July 31, 2005 and July 31,2006.

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

2. Because we have not yet commenced operations we face a high risk of business failure. We were incorporated on April 1, 2005 and to date have been involved primarily in organizational activities. As of the date of this filing, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2006	July 31, 2005
	Audited	Audited
Balance Sheet
Total Assets	$4,800	$6,658
Total Liabilities	$35,839	$-
Stockholders Equity (Deficit)	$(31,039)	$6,658

	For the	For the
	Year ended	Year Ended
	July 31, 2006	July 31, 2005
Income Statement
Revenues	$ -	$ -
Total Expenses	$37,697	$24,542
Net Loss	($37,697)	($24,542)

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

We experienced a net loss of $37,697 for the fiscal year ended July 31, 2006 compared to a net loss of $24,542 for the fiscal year ended July 31, 2005.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by David L. Hillary, Jr., CPA, CITP for the fiscal year ending July 31, 2006 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

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

Paracap's management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2006. Based on its assessment, management believes that as of July 31, 2006, the Company's internal control over financial reporting was effective.

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

Background of officers and directors

Xing Cheng Yao has been Paracap Corporation's president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since August 8, 2006.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Eric Lung	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2005	0	0	0	0	0	0	0

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Eric Lung	5,000,000		37.12%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We have no certain relationships or related transactions to report in this period.

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

2006 -$ 750 David L. Hillary, Jr., CPA, CITP

2005 -$ 750 David L. Hillary, Jr., CPA, CITP

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0 David L. Hillary, Jr., CPA, CITP

2005 - $0 David L. Hillary, Jr., CPA, CITP

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0 David L. Hillary, Jr., CPA, CITP

2005 - $0 David L. Hillary, Jr., CPA, CITP

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 David L. Hillary, Jr., CPA, CITP

2005 - $0 David L. Hillary, Jr., CPA, CITP

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2014

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	October 20, 2014
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2006

F-1

Balance Sheets for the fiscal year ended July 31, 2006 and July 31, 2005

F-2

Statements of Operations for the fiscal year ended July 31, 2006 and period ended July 31, 2005

F-3

Statements of Cash Flows for the fiscal year ended July 31, 2006 and period ended July 31, 2005

F-4

Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

PARACAP CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

July 31, 2006

Hillary CPA Group

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Paracap Corporation

Nevada, USA

We have audited the accompanying statements of financial position of Paracap Corporation (a Nevada corporation) as of July 31, 2006 the related statements of income, retained earnings, and cash flows for the year then ended. All information included in these financial statements is the representation of the management of Paracap Corporation Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation as of July 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/ “David L. Hillary, Jr.,”

David L. Hillary, Jr., CPA, CITP

Hillary CPA Group,

LLC Noblesville, Indiana

September 29, 2014

BALANCE SHEET
July 30, 2006
(Expressed in US Dollars)

	31-Jul	31-Jul
	2006	2005
ASSETS
Current Assets
Cash and Cash Equivalents	$0	$658

TOTAL CURRENT ASSETS	0	658

License- Note 3	6,000	6,000
Accumulated Amortization	(1,200)	0

TOTAL ASSETS	$4,800	$6,658

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$30,339	$0

Loan From Shareholder	$5,500	0
TOTAL CURRENT LIABILITIES	$35,839	0

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(62,239)	(24,542)
TOTAL STOCKHOLDERS' EQUITY	(31,039)	6,658
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,800	6,658

  The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF OPERATIONS
					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006
General and Administrative Expenses
Professional Fees	20,000	10,307	27,130	20,307	47,437
Amortization Expense	300		1,200	0	1,200
Bank Charges	0	10	143	10	153
Office and Rent	0	3,000	9,000	4,000	13,000
Filing Fees	0	225	224	225	449
Net Profit (Loss) for the Period	(20,000)	(13,542)	(37,697)	(24,542)	(62,239)

Basic and diluted loss per share	0	0	($0.0028)	($0.0018)	($0.0046)
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918

 The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF CASH FLOWS
			Inception Date of
			April 1,
	For the Year Ended		2005 to
	July 31, 2006	July 31, 2005	July 31, 2006
Operating Activities

Net Profit (Loss) For the Period	(37,697)	(24,542)	(62,239)
Intangible Assets - License		(6,000)	(6,000)
Amortization Expenses	1,200		1,200
Accounts Payable and Accrued Liabilities	20,339	6,000	30,339
Net cash used in operating activities	(6,158)	(30,542)	(36,700)

Financing Activities
Issuance of common Shares	-	31,200	31,200
Shareholder Loan	5,500		5,500
Net cash provided by financing activities	5,500	31,200	36,700

Cash increase (decrease) during the period	(658)	658	0
Cash, Beginning of Period	658	0	0

Cash, End of Period	0	658	0

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