Form 10-K
period 2007-07-31
Paracap CORP
filed 2014-10-22
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2007

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

N/A

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

[ ]Yes [X]No

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2007 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2007: 13,470,000 shares of common stock

1

Paracap Corporation

FORM 10-K

For the Fiscal Year ended July 31, 2007

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

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2007

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

        Item 9B.     Other Information

        Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

        Item 14.       Exhibits and Financial Statements Schedules

        Item 15.      Principal Accountants Fees and Services

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

PART I

Item 1.    Description of Business

Paracap Corporation was incorporated in the state of Nevada on April 1, 2005. The Company is planning to begin operations as an online e-commerce website that promotes daily deals for business-to-business transactions. We anticipate that in order for us to continue development of this online operation and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Principal Products or Services and Their Markets

We intend to commence operations as an online website that promotes daily deals for business-to-business transactions.

The Company’s technology is developed in-house and we intend to be a leading provider of advertising and marketing services. A factor that is proprietary to the Company, is our option to allow users to suggest deals and vote on deals already suggested. This key differentiator is our user-friendly website which will allow business owners to buy and sell products and services at considerable discounts between the members of our business to business online community.

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

Risks associated with Paracap Corporation:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2007. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2.Because we have not yet commenced operations we face a high risk of business failure. We were incorporated on April 1, 2005 and to date have been involved primarily in organizational activities. As of the end of the period of July 31, 2007, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

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

As of July 31, 2007 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2007.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 31, 2007, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2007	July 31, 2006
	(Audited)	(Audited)
Balance Sheet
Total Assets	$3,600	$4,800
Total Liabilities	$36,589	$35,839
Stockholders Equity (Deficit)	$(32,989)	$(31,039)

	For the	For the
	Year ended	Year Ended
	July 31, 2007	July 31, 2006
Income Statement
Revenues	$ -	$ -
Total Expenses	$1,950	$37,697
Net Loss	$(1,950)	$(37,697)

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

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2007 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $1,950 for the fiscal year ended July 31, 2007. This is compared to general and administrative expenses totaling $37,697 for the fiscal year ended July 31, 2006. This decrease in general and administrative expenses is largely attributed to the decreases in consulting, management and rent expenses.

We experienced a net loss of $1,950 for the fiscal year ended July 31, 2007 compared to a net loss of $37,697 for the fiscal year ended July 31, 2006.

Liquidity and Capital Resources

As of July 31, 2007, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by David L. Hillary, Jr., CPA, CITP, MBA for the fiscal year ending July 31, 2007 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of July 31, 2007, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting’s such terms is defined in Rules 13(a) - 15 (f) under the Exchange Act. The Company's internal control systems has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

The Company’s management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2007. Based on its assessment, management believes that as of July 31, 2007, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2007 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Xing Cheng Yao	34	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2007, Form 3 reports were not timely filed by Xing Cheng Yao, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Justin Lanciec	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer
Eric Lung	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2005	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 711 S. Carson Street Ste 6, Carson City, NV, 89701.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Eric Lung	5,000,000		37.12%
All officers and directors as a Group (1 person)			37.12%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 13: Certain Relationships and Related Transactions

We have no certain relationships and related transactions to disclose.

Item 14: Exhibits

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

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 15: Principal Accountant Fees and Services

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

2007 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2006 -$ 750 David L. Hillary, Jr., CPA, CITP, MBA

2005 -$ 750 David L. Hillary, Jr., CPA, CITP, MBA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $0 David L. Hillary, Jr., CPA, CITP, MBA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $0 David L. Hillary, Jr., CPA, CITP, MBA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $0 David L. Hillary, Jr., CPA, CITP, MBA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2014.

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	October 22, 2014
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2007

F-1

Balance Sheets for the fiscal year ended July 31, 2007 and July 31, 2006

F-2

Statements of Operations for the fiscal year ended July 31, 2007 and period ended July 31, 2006

F-3

Statements of Cash Flows for the fiscal year ended July 31, 2007 and period ended July 31, 2006

F-4

Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

PARACAP CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

July 31, 2007

Hillary CPA Group

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Paracap Corporation

Nevada, USA

We have audited the accompanying statements of financial position of Paracap Corporation (a Nevada corporation) as of July 31, 2007 and July 31, 2006 and the related statements of income, retained earnings, and cash flows for the years then ended. All information included in these financial statements is the representation of the management of Paracap Corporation Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation as of July 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/ “ David L. Hillary, Jr.”

CPA, CITP

Hillary CPA Group,

LLC Noblesville, Indiana

September 29, 2014

PARACAP CORPORATION (A Development Stage Company) Balance Sheets As at July 31, 2007 and 2006
	July 31,	July 31,
	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	-	-

TOTAL CURRENT ASSETS	-	-

License Accumulated	6,000	6,000
Amortization	(2,400)	(1,200)

TOTAL ASSETS	3,600	4,800

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	31,089	30,339
Loan From Shareholder	5,500	5,500
TOTAL CURRENT LIABILITIES	36,589	35,839

Stockholders’ Equity
Common Stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
13,470,000 common shares as of July 31, 2006	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit accumulated during the development stage	(64,189)	(62,239)
TOTAL STOCKHOLDERS' EQUITY	(32,989)	(31,039)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	3,600	4,800

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Operations For the Years Ended July 31, 2007 and 2006, and the Period From April 1, 2005 (Inception) to July 31, 2007
					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007

General and Administrative Expenses
Professional Fees	750	20,000	750	27,130	48,187
Amortization Expense	300	300	1,200	1,200	2,400
Filing Fees	-	-	-	224	449
Office and Rent	-	-	-	9,000	13,000
Bank charges and interest	-	-	-	143	153
Net Profit (Loss) for the Period	$ (1,050)	$ (20,300)	$ (1,950)	$ (37,697)	$ (64,189)

Basic and diluted net loss per share	-	-	(0.0001)	(0.0028)	(0.0048)
Weighted average number of shares outstanding	13,470,000	13,470,000	13,470,000	13,470,000	13,470,000

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Cash Flows For the Year Ended July 31, 2007 and 2006, and the Period From April 1, 2005 (Inception) to July 31, 2007
			Inception Date of
			April 1,
	For the Year Ended		2005 to
	July 31, 2007	July 31, 2006	July 31, 2007
Operating Activities
Net Profit (Loss) For the Period	(1,950)	(37,697)	(64,189)
Changes in:
Intangible Assets - License			(6,000)
Amortization Expenses	1,200	1,200	2,400
Notes Payable	750	30,339	31,089
Net cash used in operating activities	-	(6,158)	(36,700)

Financing Activities
Issuance of common Shares	-	-	31,200
Shareholder Loan	-	5,500	5,500
Net cash provided by financing activities	-	5,500	36,700

Cash increase (decrease) during the period	-	(658)	-
Cash, Beginning of Period	-	658	-

Cash, End of Period	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Shareholders’ Equity for the period April 1, 2005 (Date of Incorporation) to July 31, 2007

	Common Stock		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2005 (Inception)	0	-	-	-	-
Issuance of common shares for cash, July 31, 2005
at $0.001,	11,500,000	11,500	-	-	11,500
at $0.01	1,370,000	1,370	12,330	-	13,700
at $0.01	600,000	600	5,400	-	6,000
Net Loss for the year ended July 31, 2005				(24,542)	(24,542)
Balance, July 31, 2005	13,470,000	13,470	17,730	(24,542)	6,658

Net Loss for the period ended July 31, 2006				(37,697)	(37,697)
Balance, July 31, 2006	13,470,000	13,470	17,730	(62,239)	(31,039)

Net Loss for the year ended July 31, 2007				(1,950)	(1,950)
Balance, July 31, 2007	13,470,000	13,470	17,730	(64,189)	(32,989)

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

July 31, 2007

Note 1: Organization and Basis of Presentation

Paracap Corporation (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on April 1, 2005.

The Company intends to commence operations as a beer and wine store retailer and an online retailer of goods and services. The Company is a development stage company and has not yet realized any revenues from its planned or any other operations. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of July 31, 2007 and 2006 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Paracap Corporation,” “we,” “us,” “our” or the “company” are to Paracap Corporation and any subsidiaries.

The Company’s fiscal year ends July 31.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect on that date. At the period end, monetary assets and liabilities are revalued by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and there is no use of derivative instruments to reduce potential exposure to foreign currency risk.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2007.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

The consideration given for the license was 600,000 common shares of the Company at fair market value of $6,000. In addition, 30% of the monthly net profits (net operating income), as defined by accounting principles generally accepted in the United States of America, earned by the store managed by the Company will be remitted to the licensor each month. If there is a net loss, the Company will not be obligated to pay any percentage.

The Company has adopted the provisions of ASC 350, "Amortization of Intangible Assets" and will amortize the license costs over five years on a straight-line basis.

Note 4: Commitments and Contingencies

The Company leases retail store space at a cost of $1,000 per month for a period of 13 month. The lease period began in April 2005 and ended in April 2006.

An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $31,089 is outstanding as of July 31, 2007. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of July 31, 2007, without interest or a fixed term of repayment. The loans are due on demand.

Note 8: Capital Stock

During the period ended July 31, 2005, the Company issued 11,500,000 common shares at $0.001 per share of the Company for total proceeds of $11,500.

During the period ended July 31. 2005, the Company issued 1,370,000 common shares at $0.01 per share of the Company for total proceeds of $13,700.

During the period ended July 31. 2005, the Company issued 600,000 common shares at $0.01 per share of the Company for total proceeds of $6,000 in consideration for a new license acquisition.

As of July 31, 2007 there were no outstanding stock options or warrants.

Note 9: Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 “Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The company has not commenced operations, has not generated any revenue, and has not made a provision for income taxes.

The Company’s statutory tax rate is 35%.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 10: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended July 31, 2007, the Company had an accumulated deficit of $64,189.00.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has no formal plan in place to address these concerns, but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.