Form 10-K
period 2008-07-31
Paracap CORP
filed 2014-10-23
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2008

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

[ ]Yes [X]No

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2008 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2008: 13,470,000 shares of common stock

1

Paracap Corporation

FORM 10-K

For the Fiscal Year ended July 31, 2008

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

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2008

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

Our telephone number is 949-419-6588.

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

Risks associated with Paracap Corporation:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2008. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2.Because we have not yet commenced operations we face a high risk of business failure. We were incorporated on April 1, 2005 and to date have been involved primarily in organizational activities. As of end of the period of July 31, 2008, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

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

As of July 31, 2008 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2008.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 31, 2008, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2008	July 31, 2007
	(Audited)	(Audited)
Balance Sheet
Total Assets	$2,400	$3,600
Total Liabilities	$37,339	$36,589
Stockholders Equity (Deficit)	$(34,939)	$(32,989)

	For the	For the
	Year ended	Year Ended
	July 31, 2008	July 31, 2007
Income Statement
Revenues	$ -	$ -
Total Expenses	$1,950	$1,950
Net Loss	$(1,950)	$(1,950)

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

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2008 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $1,950 for the fiscal year ended July 31, 2008.

We experienced a net loss of $1,950 for the fiscal year ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2008, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by David L. Hillary, Jr., CPA, CITP, MBA for the fiscal year ending July 31, 2008 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of July 31, 2008, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

The Company’s management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2008. Based on its assessment, management believes that as of July 31, 2008, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2008 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Xing Cheng Yao	35	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Justin Lanciec	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2007	0	0	0	0	0	0	0

Eric Lung	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive	2005	0	0	0	0	0	0	0
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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 424 West Bakerview Rd, #105-268, Bellingham, WA, 98226.

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

2008 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2007 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2008 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $0 David L. Hillary, Jr., CPA, CITP, MBA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 - $0 David L. Hillary, Jr., CPA, CITP, MBA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2007 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2006 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2005 -$0 David L. Hillary, Jr., CPA, CITP, MBA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2014

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	October 22, 2014
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2008

F-1

Balance Sheets for the fiscal year ended July 31, 2008 and July 31, 2007

F-2

Statements of Operations for the fiscal year ended July 31, 2008 and period ended July 31, 2007

F-3

Statements of Cash Flows for the fiscal year ended July 31, 2008 and period ended July 31, 2007

F-4

Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

PARACAP CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

July 31, 2008

Hillary CPA Group

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Paracap Corporation

Nevada, USA

We have audited the accompanying statements of financial position of Paracap Corporation (a Nevada corporation) as of July 31, 2008 and July 31, 2007 and the related statements of income, retained earnings, and cash flows for the years then ended. All information included in these financial statements is the representation of the management of Paracap Corporation Our responsibility is to express an opinion on these financial statements based on our audit.

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

Respectfully,

/s/ “ David L. Hillary, Jr.”

CPA, CITP

Hillary CPA Group,

LLC Noblesville, Indiana

September 29, 2014

PARACAP CORPORATION (A Development Stage Company) Balance Sheets As at July 31, 2008 and 2007
	July 31,	July 31,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	-	-

TOTAL CURRENT ASSETS	-	-

License Accumulated	6,000	6,000
Amortization	(3,600)	(2,400)

TOTAL ASSETS	2,400	3,600

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	31,839	31,089
Loan From Shareholder	5,500	5,500
TOTAL CURRENT LIABILITIES	37,339	36,589

Stockholders’ Equity
Common Stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:O
13,470,000 common shares as of July 31, 2006	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit accumulated during the development stage	(66,139)	(64,189)
TOTAL STOCKHOLDERS' EQUITY	(34,939)	(32,989)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	2,400	3,600

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Operations For the Years Ended July 31, 2008 and 2007, and the Period From April 1, 2005 (Inception) to July 31, 2008
					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008

General and Administrative Expenses
Professional Fees	750	750	750	750	48,937
Amortization Expense	300	300	1,200	1,200	3,600
Filing Fees	-	-	-	-	449
Office and Rent	-	-	-	-	13,000
Bank charges and interest	-	-	-	-	153
Net Profit (Loss) for the Period	$ (1,050)	$ (1,050)	$ (1,950)	$ (1,950)	$ (66,139)

Basic and diluted net loss per share	-	-	(0.0001)	(0.0001)	($0.0049)
Weighted average number of shares outstanding	13,470,000	13,470,000	13,470,000	13,470,000	13,470,000

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Cash Flows For the Year Ended July 31, 2008 and 2007, and the Period From April 1, 2005 (Inception) to July 31, 2008
			Inception Date of
			April 1,
	For the Year Ended		2005 to
	July 31, 2008	July 31, 2007	July 31, 2008
Operating Activities
Net Profit (Loss) For the Period	(1,950)	(1,950)	(66,139)
Changes in:
Intangible Assets - License			(6,000)
Amortization Expenses	1,200	1,200	3,600
Notes Payable	750	750	31,839
Net cash used in operating activities	-	-	(36,700)

Financing Activities
Issuance of common Shares	-	-	31,200
Shareholder Loan	-	-	5,500
Net cash provided by financing activities	-	-	36,700

Cash increase (decrease) during the period	-	-	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Shareholders’ Equity for the period April 1, 2005 (Date of Incorporation) to July 31, 2008

	Common Stock		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2005 (Inception)	0	-	-	-	-
Issuance of common shares for cash
at $0.001	11,500,000	11,500	-	-	11,500
at $0.01	1,370,000	1,370	12,330	-	13,700
at $0.01	600,000	600	5,400	-	6,000
Net Loss for the year ended July 31, 2005				(24,542)	(24,542)
Balance, July 31, 2005	13,470,000	13,470	17,730	(24,542)	6,658

Net Loss for the period ended July 31, 2006				(37,697)	(37,697)
Balance, July 31, 2006	13,470,000	13,470	17,730	(62,239)	(31,039)

Net Loss for the year ended July 31, 2007				(1,950)	(1,950)
Balance, July 31, 2007	13,470,000	13,470	17,730	(64,189)	(32,989)

Net Loss for the year ended July 31, 2008				(1,950)	(1,950)
Balance, July 31, 2008	13,470,000	13,470	17,730	(66,139)	(34,939)

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

July 31, 2008

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of July 31, 2008 and 2007 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Paracap Corporation,” “we,” “us,” “our” or the “company” are to Paracap Corporation and any subsidiaries.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2008.

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

Note 4: Commitments and Contingencies

The Company leased retail store space at a cost of $1,000 per month for a period of 13 month. The lease period began in April 2005 and ended in April 2006.

An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $31,839 is outstanding as of July 31, 2008. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of July 31, 2008, without interest or a fixed term of repayment. The loans are due on demand.

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

As of July 31, 2008 there were no outstanding stock options or warrants.

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

For the period ended July 31, 2008, the Company had an accumulated deficit of $66,139.00.

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