Form 10-Q
period 2011-10-31
Paracap CORP
filed 2014-10-28
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

[ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2011 was 13,470,000.

---------------------------------------------------------------------------------------------------------

Paracap Corporation

FORM 10-Q

For the three months ended October 31, 2011

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of October 31, 2011 (Unaudited)

F-1

Statement of Operations for three months ended October 31, 2011 (Unaudited)

F-2

Statement of Cash Flows for three months ended October 31, 2011 (Unaudited)

F-3

Notes to Financial Statements

F-4

 PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

PARACAP CORPORATION (A Development Stage Company) Balance Sheets

	October 31, 2011	July 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	-	-

TOTAL CURRENT ASSETS	-	-

License- Note 3	6,000	6,000
Accumulated Amortization	(6,000)	(6,000)

TOTAL ASSETS	-	-

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	34,089	34,089

Loan From Shareholder	5,500	5,500
TOTAL CURRENT LIABILITIES	39,589	39,589

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(70,789)	(70,789)
TOTAL STOCKHOLDERS' EQUITY	(39,589)	(39,589)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	-	-

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)
			Inception
			Date of
			April 1,
	For the Three Months Ended		2005 to
	October 31, 2011	October 31, 2010	October 31, 2011

General and Administrative Expenses
Accounting and Auditing Fees	-	-	11,380
Amortization Expense	-	-	6,000
Bank Charges	-	-	153
Consulting Fees	-	-	31,307
Management Fees	-	-	8,500
Office and Rent	-	-	13,000
Regulatory and Transfer Agent Fees	-	-	449
Net Profit (Loss) for the Period	-	-	(70,789)

Basic and diluted loss per share	-	-
Weighted average number of shares outstanding	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)
			Inception
			Date of
			April 1,
	For the Three Month Ended		2005 to
	October 31, 2011	October 31, 2010	October 31, 2011

Operating Activities
Net Profit (Loss) For the Period	-	-	(70,789)
Amortization Expenses	-	-	6,000
Accounts Payable and Accrued Liabilities	-	-	34,089
Net cash used in operating activities	-	-	(30,700)

Financing Activities
Issuance of common Shares	-	-	25,200
Shareholder Loan	-	-	5,500
Net cash provided by financing activities	-	-	30,700
		-
Cash increase (decrease) during the period	-	-	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	-	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

 Notes to Financial Statements

For the Three Months Ended October 31, 2011

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011.

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $34,089 is outstanding as of October 31, 2011. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of October 31, 2011, without interest or a fixed term of repayment. The loans are due on demand.

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

As of October 31, 2011 there were no outstanding stock options or warrants.

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

For the period ended October 31, 2011, the Company had an accumulated deficit of $70,789.00.

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

Item 6: Exhibits

(a) The following exhibit is filed as part of this report:

31.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. October 27, 2014

October 27, 2014

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao, President