Form 10-Q/A
period 2011-10-31
Paracap CORP
filed 2014-10-28
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment to FORM - 10Q

10 Q/A

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

Explanatory paragraph: This Amendment to Form 10-Q is filed to replace the Form 10-Q filed on October 27, 2014 in order to replace with accurate presentation of the the interactive data for the quarterly report ended October 31, 2011.

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