Form 10-Q
period 2014-10-31
Paracap CORP
filed 2014-12-03
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

[X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2014 was 13,470,000.

The number of shares of the registrant’s common stock outstanding as of December 3, 2014 was 13, 470,000.

---------------------------------------------------------------------------------------------------------

PARACAP CORPORATION

FORM 10-Q

For the Three Months Ended October 31, 2014

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of October 31, 2014 (Unaudited)

F-1

Statement of Operations for three months ended October 31, 2014 (Unaudited)

F-2

Statement of Cash Flows for three months ended October 31, 2014 (Unaudited)

F-3

Notes to Financial Statements

F-4

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

PARACAP CORPORATION (A Development Stage Company) Balance Sheets

	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	-	-

TOTAL CURRENT ASSETS	-	-

License- Note 3	6,000	6,000
Accumulated Amortization	(6,000)	(6,000)

TOTAL ASSETS	-	-

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	39,374	35,589

Loan From Shareholder	5,500	5,500
TOTAL CURRENT LIABILITIES	44,874	41,089

SHAREHOLDER'S EQUITY
Capital Stock- Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
13,470,000 common shares at par value	13,470	13,470
Additional paid in capital	17,730	17,730
Deficit, accumulated during the exploration stage	(76,074)	(72,289)
TOTAL STOCKHOLDERS' EQUITY	(44,874)	(41,089)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company)
Statements of Operations
For the Three Months Ended October 31, 2014 and October 31, 2013
period from April 1, 2005 (Inception) to October 31, 2014

					Inception
					Date of
					April 1,
	For the Three Months Ended		For the Year Ended		2005 to
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013	October 31, 2014

General and Administrative Expenses
Accounting and Auditing Fees	-	-	-	-	13,630
Amortization Expense	-	-	-	-	6,000
Bank Charges	-	-	-	-	153
Consulting Fees	-	-	-	-	31,307
Management Fees	-	-	-	-	8,500
Office and Rent	-	-	-	-	13,000
Regulatory and Transfer Agent Fees	-	3,035	-	3,035	3,484
Net Profit (Loss) for the Period	$ -	$ (3,035)	$ -	$ (3,035)	$ (76,074)

Basic and diluted loss per share	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company) Statement of Cash Flows For the Three Months Ended October 31, 2014 and October 31, 2013 period from April 1, 2005 (Inception) to October 31, 2014

			Inception Date of
	For the three Month Ended		April 1, 2005 to
	October 31, 2014	October 31, 2013	October 31, 2014
	(Unaudited)	(Audited)	(Unaudited)
Operating Activities
Net Profit (Loss) For the Period	-	(3,035)	(76,074)
Amortization Expenses	-	-	6,000
Accounts Payable and Accrued Liabilities		3,035	39,374
Net cash used in operating activities	-	-	(30,700)

Financing Activities
Issuance of common Shares	-	-	25,200
Shareholder Loan	-	-	5,500
Net cash provided by financing activities	-	-	30,700

Cash increase (decrease) during the period	-	-	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended October 31, 2014

(Unaudited)

Note 1: Organization and Basis of Presentation

Paracap Corporation (the “Company”) is a for profit corporation established under laws in the State of Nevada, United States of America on April 1, 2005.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share exclude all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $39,374 is outstanding as of October 31, 2014. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of October 31, 2014, without interest or a fixed term of repayment. The loans are due on demand.

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

As of October 31, 2014 there were no outstanding stock options or warrants.

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

For the period ended October 31, 2014, the Company had an accumulated deficit of $76,074.

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

PART II: OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are inapplicable.

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

December 3, 2014

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao,

President