Form 10-Q
period 2015-01-31
Paracap CORP
filed 2015-03-18
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

[ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2015 was 13,470,000.

The number of shares of the registrant’s common stock outstanding as of March 17, 2015 was 13, 470,000.

---------------------------------------------------------------------------------------------------------

PARACAP CORPORATION

FORM 10-Q

For the Six Months Ended January 31, 2015

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of January 31, 2015(Unaudited)

F-1

Statement of Operations for six months ended January 31, 2015 (Unaudited)

F-2

Statement of Cash Flows for six months ended January 31, 2015 (Unaudited)

F-3

Notes to Financial Statements

F-4

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Paracap Corporation
(A Development Stage Company)
Balance Sheets

		January 31,	July 31,
		2015	2014
		(Unaudited)	(Unaudited)
	ASSETS
Current Assets
Cash and Cash Equivalents		-	-

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		-	-

TOTAL ASSETS		-	-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		47,794	39,374
Loan from Shareholder		5,500	5,500

TOAL CURRENT LIABILITIES		53,294	44,874

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(84,494)	(76,074)

TOTAL STOCKHOLDERS' EQUITY		(53,294)	(44,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		-	-

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company)
Statements of Operations
For the Three Months Ended January 31, 2015 and 2014
period from April 1, 2005 (Inception) to January 31, 2015

					From Inception Date
	For the Three Months Ended		For the Six Months Ended		of April 1, 2005 to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014	2015
General and Administrative Expenses
Accounting and Auditing Fees	8000		8,000		21,630
Amortization Expense			-	-	6,000
Bank Charges	-	-	-	-	153
Consulting Fees	-	-	-	-	31,307
Management Fees	-	-	-	-	8,500
Office and Rent	-	-	-	-	13,000
Regulatory and Transfer Agent Fees	420	3,035	420	3,035	3,904
Net Profit (Loss) for the Period	$ (8,420)	$ (3,035)	$ (8,420)	$ (3,035)	$ (84,494)

Basic and diluted loss per share	0	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company)
Cash Flow Statements

	For the Six Months Ended	For the Six Months Ended
	January 31, 2015	January 31, 2014

Operating Activities
Net (loss) for the period	(8,420)	(3,035)
Amortization Expenses	-	-
Accounts Payable and Accrued Liabilities	8,420	3,035
Cash used in operating activities	-	-

Financing Activities
Issuance of common shares	-	-
Shareholder Loan	-	-
Net cash provided by financing activities	-	-

Cash increase (decrease) during the Period	-	-

Cash, Beginning of Period	-	-
Cash, End of Period	-	-

Supplemental Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended January 31, 2015

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $53,294 is outstanding as of January 31, 2015. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of January 31, 2015, without interest or a fixed term of repayment. The loans are due on demand.

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

As of January 31, 2015 there were no outstanding stock options or warrants.

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

For the period ended January 31, 2015, the Company had an accumulated deficit of $84,494.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

COMPANY OVERVIEW

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $8,420 and $3,035 for the six months ended January 31, 2015 and 2014, respectively. The increase in general and administration expenses for this period are attributed to an increase in Accounting and Auditing Fees.

For the six month period ended January 31, 2015, the net loss of the Company is $8,420.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended January 31, 2015, the Company had no working capital needs. As of January 31, 2015, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

ITEM 3: QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

March 17, 2015

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao,

President