Form 10-Q
period 2015-04-30
Paracap CORP
filed 2015-06-12
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

[ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2015 was 13,470,000.

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 13, 470,000.

---------------------------------------------------------------------------------------------------------

PARACAP CORPORATION

FORM 10-Q

For the Nine Months Ended April 30, 2015

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of April 30, 2015(Unaudited)

F-1

Statement of Operations for nine months ended April 30, 2015 (Unaudited)

F-2

Statement of Cash Flows for nine months ended April 30, 2015 (Unaudited)

F-3

Notes to Financial Statements

F-4

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Paracap Corporation
(A Development Stage Company)
Balance Sheets

		April 30,	July 31,
		2015	2014
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		-	-

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		-	-

TOTAL ASSETS		-	-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		48,214	39,374
Loan from Shareholder		5,500	5,500

TOAL CURRENT LIABILITIES		53,714	44,874

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(84,914)	(76,074)

TOTAL STOCKHOLDERS' EQUITY		(53,714)	(44,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		-	-

The accompanying notes are an integral part of these financial statements

Paracap Corporation
(A Development Stage Company)
Statements of Operations
For the Nine Months Ended April 30, 2015 and 2014
period from April 1, 2005 (Inception) to April 30, 2015
(Unaudited)
					From Inception Date
	For the Three Months Ended		For the Nine Months Ended		of April 1, 2005 to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014	2015
General and Administrative Expenses
Accounting and Auditing Fees	$ -	$ -	$ 8,000	$ -	$ 21,630
Amortization Expense	-	-	-	-	6,000
Bank Charges	-	-	-	-	153
Consulting Fees	-	-	-	-	31,307
Management Fees	-	-	-	-	8,500
Office and Rent	-	-	-	-	13,000
Regulatory and Transfer Agent Fees	420	-	840	3,035	4,324
Net Profit (Loss) for the Period	$ 420	$ -	$ 8,840	$ (3,035)	$ 84,914

Basic and diluted loss per share	0	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of these financial statements.

Paracap Corporation
(A Development Stage Company)
Cash Flow Statements
(Unaudited)
			From Inception Date
			of April 1, 2005 to
	For the Nine Months Ended		April 30,
	April 30, 2015	April 30, 2014	2015

Operating Activities
Net (loss) for the period	$ (8,840)	$ (3,035)	(84,914)
Changes in:
Intangible Asserts-License	-	-	(6,000)
Amortization Expenses	-	-	6,000
Notes Payable	8,840	3,035	48,214
Cash used in operating activities	$ -	$ -	$ (36,700)

Financing Activities
Issuance of common shares	$ -	$ -	$ 31,200
Shareholder Loan	-	-	5,500
Net cash provided by financing activities	$ -	$ -	$ 36,700

Cash increase (decrease) during the Period	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	-	-	-

Supplemental Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2015

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $53,714 is outstanding as of April 30, 2015. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of April 30, 2015, without interest or a fixed term of repayment. The loans are due on demand.

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

As of April 30, 2015 there were no outstanding stock options or warrants.

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

For the period ended April 30, 2015, the Company had an accumulated deficit of $84,914.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $8,840 and $3,035 for the nine months ended April 30, 2015 and 2014, respectively. The increase in general and administration expenses for this period are attributed to an increase in Accounting and Auditing Fees.

For the nine month period ended April 30, 2015, the net loss of the Company is $8,840.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended April 30, 2015, the Company had no working capital needs. As of April 30, 2015 the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

June 12, 2015

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao,

President