Form 10-K
period 2015-07-31
Paracap CORP
filed 2015-11-13
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2015

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

[ ]Yes [X]No

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2015 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2015: 13,470,000 shares of common stock

1

Paracap Corporation

FORM 10-K

For the Fiscal Year ended July 31, 2015

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

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2015

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

Risks associated with Paracap Corporation:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2015. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2.Because we have not yet commenced operations we face a high risk of business failure. We were incorporated on April 1, 2005 and to date have been involved primarily in organizational activities. As of July 31, 2015, we have not earned any revenues. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure for such enterprises.

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

As of July 31, 2015 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2015.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 31, 2015, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	July 31, 2015 (Audited)	July 31, 2014 (Audited)
Balance Sheet
Total Assets	$ -	$ -
Total Liabilities	$ 53,714	$ 44,874
Stockholders’ Equity (Deficit)	$ (53,714)	$ (44,874)

	For the	For the
	Year ended	Year ended
	July 31, 2015	July 31, 2014
Income Statement
Revenues	$ -	$ -
Total Expenses	$8,840	$3,785
Net Loss	$(8,840)	$(3,785)

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

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2015 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $8,840 for the fiscal year ended July 31, 2015.

We experienced a net loss of $8,840 for the fiscal year ended July 31, 2015.

Liquidity and Capital Resources

As of July 31, 2015, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by David L. Hillary, Jr., CPA, CITP, MBA for the fiscal year ending July 31, 2015 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of July 31, 2015, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

The Company’s management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015. Based on its assessment, management believes that as of July 31, 2015, the Company's internal control over financial reporting was effective.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2015, Form 3 reports were not timely filed by Xing Cheng Yao, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Xing Cheng Yao	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2013	0	0	0	0	0	0	0

Justin Lanciec	2012	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Eric Lung	2005	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer	2006	0	0	0	0	0	0	0

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

2015 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

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

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2012 - $0 David L. Hillary, Jr., CPA, CITP, MBA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2012 - $0 David L. Hillary, Jr., CPA, CITP, MBA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2012 - $0 David L. Hillary, Jr., CPA, CITP, MBA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and DirectorN	November 12, 2015
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Balance Sheets for the fiscal year ended July 31, 2015 and July 31, 2014

F-1

Statements of Operations for the fiscal year ended July 31, 2015 and period ended July 31, 2014

F-2

Statements of Cash Flows for the fiscal year ended July 31, 2015 and period ended July 31, 2014

F-3

Statements of Shareholder's Equity (Deficit)

F-4

Notes to Financial Statements

F-5

PARACAP CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

PARACAP CORPORATION (A Development Stage Company) Balance Sheets As at July 31, 2015 and 2014

		July 31,	July 31,
		2015	2014
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		-	-

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		-	-

TOTAL ASSETS		-	-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		48,214	39,374
Loan from Shareholder		5,500	5,500

TOAL CURRENT LIABILITIES		53,714	44,874

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(84,914)	(76,074)

TOTAL STOCKHOLDERS' EQUITY		(53,714)	(44,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		-	-

The accompanying notes are an integral part of these financial statements

PARACAP CORPORATION (A Development Stage Company) Statements of Operations For the Years Ended July 31, 2015 and 2014

	For the Three Months Ended		For the Year Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
General and Administrative Expenses
Professional Fees	$ -	$ 750	$ 8,000	$ 3,785
Accounting and Auditing Fees	$ -	$ -		$ -
Amortization Expense	$ -	$ -	$ -	$ -
Bank Charges	$ -	$ -	$ -	$ -
Consulting Fees	$ -	$ -	$ -	$ -
Management Fees	$ -	$ -	$ -	$ -
Office and Rent	$ -	$ -	$ -	$ -
Regulatory and Transfer Agent Fees	$ -	$ -	$ 840	$ -
Net Profit (Loss) for the Period	$ -	$ (750)	$ (8,840)	$ (3,785)

Basic and diluted loss per share	0	0	0	0
Weighted average number of shares outstanding	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION (A Development Stage of Company) Statements of Cash Flows For the Year Ended July 31, 2015 and 2014

For the Year Ended
	July 31, 2015	July 31, 2014

Operating Activities
Net (loss) for the period	$ (8,840)	$ (3,785)
Changes in:
Intangible Asserts-License	-	-
Amortization Expenses	-	-
Notes Payable	8,840	3,785
Cash used in operating activities	$ -	$ -

Financing Activities
Issuance of common shares	$ -	$ -
Shareholder Loan	-	-
Net cash provided by financing activities	$ -	$ -

Cash increase (decrease) during the Period	-	-

Cash, Beginning of Period	-	-
Cash, End of Period	-	-

Supplemental Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company)
Statement of Stockholders' Equity
	Number of	Capital Stock	Additional		Accumulated	Total
	Common	at Par	Paid-in	Accumulated	prior period	Stockholder's Equity
	Shares	Value	Capital	Defecit	adjustment	(Deficit)
Balance, July 31, 2011	13,470,000	13,470	17,730	(70,789)		(39,589)

Net Loss for the year ended July 31, 2012				(750)		(750)
Balance, July 31, 2012	13,470,000	13,470	17,730	(71,539)		(40,339)

Net Loss for the year ended July 31, 2013				(750)		(750)
Balance, July 31, 2013	13,470,000	13,470	17,730	(72,289)		(41,089)

Net Loss for the year ended July 31, 2014				(3,785)		(3,785)
Balance, July 31, 2014	13,470,000	13,470	17,730	(76,074)		(44,874)

Net Loss for the month ended January 31, 2015				(8,840)		(8,840)
Balance, April 30, 2015	13,470,000	13,470	17,730	(84,914)		(53,714)

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of the consolidated financial statements.

PARACAP CORPORATION

( A Development Stage Company)

Notes to Financial Statements

July 31, 2015

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The FinancialStatements and related disclosures as of July 31, 2015 and 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission(“SEC”). Unless the context otherwise requires, all references to “Paracap Corporation,” “we,” “us,” “our” or the “company” are to Paracap Corporation and any subsidiaries.

The Company’s fiscal year ends July 31.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect on that date. At the period end, monetaryassets and liabilities are revalued by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and there is no use of derivative instruments to reduce potential exposure to foreign currency risk.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect thereported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues andexpenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair ValueMeasurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair valuemeasurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities andnotes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings pershare on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weightedaverage number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during theperiod. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore,basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial positionor cash flow.

Note 3: License

By a management license agreement dated June 29, 2005, the Company acquired the right and license to manage and operate a liquor retail establishment in the municipality of Maple Ridge, Canada. The agreement is for five years with an option to renew for an additional five years with the same terms and conditions except for the consideration, whichwill be negotiated between the parties, failing which an arbitrator would be appointed to determine the consideration. The agreement also provides the Company with the right offirst refusal to negotiate terms over the right to manage and operate other of the licensor's establishments in the Lower Mainland of British Columbia, Canada.

The consideration given for the license was 600,000 common shares of the Company at fair market value of $6,000. In addition, 30% of the monthly net profits (net operatingincome), as defined by accounting principles generally accepted in the United States of America, earned by the store managed by the Company will be remitted to the licensoreach month. If there is a net loss, the Company will not be obligated  to pay any percentage.

The Company has adopted the provisions of ASC 350, "Amortization of Intangible Assets" and will amortize the license costs over five years on a straight-line basis.

Note 4: Commitments and Contingencies

An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer anddirector are involved in other business activities and most likely will become involved in other business activities in the future.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $48,214 is outstanding as of July 31, 2015. The loans arewithout interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,500 is outstanding as of July 31, 2015, without interest or a fixedterm of repayment. The loans are due on demand.

Note 8: Capital Stock

During the period ended July 31, 2005, the Company issued 11,500,000 common shares at $0.001 per share of the Company for total proceeds of $11,500.

During the period ended July 31. 2005, the Company issued 1,370,000 common shares at $0.01 per share of the Company for total proceeds of $13,700.

During the period ended July 31. 2005, the Company issued 600,000 common shares at $0.01 per share of the Company for total proceeds of $6,000 in consideration for a newlicense acquisition.

As of July 31, 2015 there were no outstanding stock options or warrants.

Note 9: Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 “Income Taxes". Under this method, deferred tax assetsand liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets andliabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to taxable income in the years in which thosetemporary differences are expected to be recovered or settled.

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

For the period ended July 31, 2015, the Company had an accumulated deficit of $84,914.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capitalthrough debt financing and/or through sales of common stock.

Management has no formal plan in place to address these concerns, but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.