Form 10-K/A
period 2015-07-31
Paracap CORP
filed 2015-12-28
CIK 1337408

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

[X]Yes []No

The aggregate market value of Paracap Corporation’s Common Stock owned by non-affiliates as of July 31, 2015 was nil.

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2015: 13,470,000 shares of common stock

EXPLANATORY NOTE

This is the Amendment No. 1 to the Form 10-K (the "Amended Report") that was originally filed by Paracap Corporation (the "Company") for the period of the year ended July 31, 2015. The original Form 10-K being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of November 13, 2015 (the "Original Report"). This Amended Report is to re-indicate by check mark on the first page of the Form 10-Q/A the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. In addition, we corrected the date that Mr. Yao became an officer and director of the Company. Except as stated within the document or included in reference, there have been no other alterations made to that of the Original Report, where there have been no modifications or updates made in any way to the disclosures contained in the Original report. Subsequently, this Amended should be read in conjunction with the Original Report and the Company's other SEC filings.

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

Background of officers and directors

Mr. Yao has been Paracap Corporation's president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director at November 22, 2012. Mr. Yao is a experienced Senior Mobile Application Engineer at Beijing Li Da Zhi Info Technology Co., Ltd.. He has his bachelor of Computer Science Degree from Capital Normal University (Beijing, China) and his Master’s Degree in Software Science from the Beijing Institute of Technology.

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

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	December 28, 2015
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