Form 10-K/A
period 2015-07-31
Paracap CORP
filed 2016-03-08
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K/A No.2

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

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2015: 13,470,000 shares of common stock

EXPLANATORY NOTE

This is the Amendment No. 2 to the Form 10-K (the "Amended Report") that was originally filed by Paracap Corporation (the "Company") for the period of the year ended July 31, 2015. The original Form 10-K being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of November 13, 2015 (the "Original Report"). This Amended Report is to to include the Report of Independent Registered Public Accounting Firm that covers the July 31, 2015 financial information that previously omitted.

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

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	March 7, 2016
Xing Cheng Yao

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm for fiscal year ended July 31, 2015

F-1

Balance Sheets for the fiscal year ended July 31, 2015 and July 31, 2014

F-2

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

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Paracap Corporation

Nevada, USA

We have audited the accompanying statements of financial position of Paracap Corporation (a Nevada corporation) as of July 31, 2015 and 2014 the related statements of income, retained earnings, and cash flows for the year then ended. All information included in these financial statements is the representation of the management of Paracap Corporation Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation as of July 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/David L. Hillary

David L. Hillary, Jr., CPA, CITP

Hillary CPA Group, LLC

Noblesville, Indiana

November 29, 2015

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