Form 10-K/A
period 2015-07-31
Paracap CORP
filed 2016-04-06
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – K/A No.3

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

Number of shares of each class of Paracap Corporation's capital stock outstanding as of July 31, 2015: 13,470,000 shares of common stock

EXPLANATORY NOTE

This is the Amendment No. 3 to the Form 10-K (the "Amended Report") that was originally filed by Paracap Corporation (the "Company") for the period of the year ended July 31, 2015. The original Form 10-K being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of November 13, 2015 (the "Original Report"). This Amended Report is to update the Report of Independent Registered Public Accounting Firm that covers the July 31, 2015 financial information.

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

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2012 - $0 David L. Hillary, Jr., CPA, CITP, MBA

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2016

Paracap Corporation

(Registrant)

By: /s/ Xing Cheng Yao

Xing Cheng Yao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xing Cheng Yao	President, CEO, Secretary, Treasurer and Director	April 6, 2016
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paracap Corporation as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/David L. Hillary

David L. Hillary, Jr., CPA, CITP

Hillary CPA Group, LLC

Noblesville, Indiana

November 29, 2015

PARACAP CORPORATION (A Development Stage Company) Balance Sheets As at July 31, 2015 and 2014

		July 31,	July 31,
		2015	2014
		(Audited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		-	-

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		-	-

TOTAL ASSETS		-	-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		48,214	39,374
Loan from Shareholder		5,500	5,500

TOAL CURRENT LIABILITIES		53,714	44,874

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