Form 10-Q
period 2016-04-30
Paracap CORP
filed 2016-12-15
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51975

Paracap Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	424 West Bakerview Rd, #105-268, Bellingham, WA, 98226	949-419-6588
(State or other jurisdiction of incorporation or or organization)	(Address of principal executive office)	(Issuer's telephone number)

N/A		N/A
(IRS Employer Number)		(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

[X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer

[ ] Accelerated filer

[ ] Non-accelerated filer

[X] Smaller reporting company

SEC1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2016 was 13,470,000.

The number of shares of the registrant’s common stock outstanding as of April 30, 2016 was 13,470,000.

PARACAP CORPORATION

FORM 10-Q

For the Nine Months Ended April 30, 2016

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of April 30, 2016

F-1

Statement of Operations for nine months ended April 30, 2016

F-2

Statement of Cash Flows for nine months ended April 30, 2016

F-3

Notes to Financial Statements

F-4

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Paracap Corporation
(A Development Stage Company)
Balance Sheets

		April 30,	July 31,
		2016	2015

	ASSETS
Current Assets
Cash and Cash Equivalents

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		0	0

TOTAL ASSETS		0	0

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		50,572	48,214
Loan from Shareholder		5,665	5,500

TOAL CURRENT LIABILITIES		56,237	53,714

Stockholders' Equity
Capital Stock -Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares at par value		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(87,437)	(84,914)

TOTAL STOCKHOLDERS' EQUITY		(56,237)	(53,714)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		0	0

Paracap Corporation
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended April 30, 2016 and 2015
and period from April 1, 2005 (Inception) to April 30, 2016

					April 1, 2005
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	`April 30, 2016	`April 30, 2015	`April 30, 2016	`April 30, 2015	`April 30, 2016

General and Administration Expenses
Professional Fees	1,590		2,523	8,000	24,153
Amortization Expense	-	-	-	-	6,000
Bank Charges	-	-	-	-	153
Consulting Fees	-	-	-	-	31,307
Management Fees	-	-	-	-	8,500
Office and Rent	-	-	-	-	13,000
Regulatory and Transfer Agent Fees	-	420	-	840	4,324

Net (loss) for the period	$ (1,590)	$ (420)	$ (2,523)	$ (8,840)	$ (87,437)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements. Paracap Corporation (A Development Stage Company) Statements of Cash Flows For the Three & Nine Months Ended April 30, 2016 and 2015 and period from April 1, 2005 (Inception) to April 30, 2016 April 1, 2005 For the Three Months Ended For the Nine Months Ended (Inception) to `April 30, 2016 `April 30, 2015 `April 30, 2016 `April 30, 2015 `April 30, 2016 Operating Activities Net (loss) for the period (1,590) (420) (2,523) (8,840) (87,437) Amortization Expenses - - 6,000 Accounts Payable and Accrued Liabilities 1,590 420 2,523 8,840 50,572 Cash used in operating activities - - (30,865) Financing Activities Issuance of common shares - - 25,200 Shareholder Loan - - 5,665 Net cash provided by financing activities - - 30,865 Cash increase (decrease) during the Period - - - Cash, Beginning of Period - - - Cash, End of Period - - - Supplemental Information Interest Paid - - - Income Taxes Paid - - -

PARACAP CORPORATION

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $50,572 is outstanding as of April 30, 2016. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,665 is outstanding as of April 30, 2016, without interest or a fixed term of repayment. The loans are due on demand.

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

As of April 30, 2016 there were 13,470,000 common shares outstanding.

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

For the nine months’ period ended April 30, 2016, the Company had an accumulated deficit of $87,437.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $ 2,523 and $8,840 for the three months ended April 30, 2016 and 2015, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in Professional and Regulatory Fees.

For the nine months period ended April 30, 2016, the net loss of the Company is $2,523

LIQUIDITY AND CAPITAL RESOURCES

During the nine months period ended April 30, 2016, the Company had no working capital needs. As of April 30, 2016, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

December 14, 2016

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao,

President