Form 10-Q
period 2017-01-31
Paracap CORP
filed 2017-06-20
CIK 1337408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM - 10Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

[ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2017 is 13,470,000.

---------------------------------------------------------------------------------------------------------

PARACAP CORPORATION

FORM 10-Q

For the Three Months Ended January 31, 2017

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of January 31, 2017

F-1

Statement of Operations for three and six months ended January 31, 2017 and 2016

F-2

Statement of Cash Flows for three and six months ended January 31, 2017

F-3

Notes to Financial Statements

F-4

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Paracap Corporation
(A Development Stage Company)
Balance Sheets

		January 31,	July 31,
		2017	2016

	ASSETS
Current Assets
Cash and Cash Equivalents

TOTAL CURRENT ASSETS		-	-

License - Note 3		6,000	6,000
Accumulated Amortization		(6,000)	(6,000)
		0	0

TOTAL ASSETS		0	0

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		51,562	50,572
Loan from Shareholder		5,665	5,665

TOAL CURRENT LIABILITIES		57,227	56,237

Stockholders' Equity
Capital Stock -Note 4 and 7
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid:
13,470,000 common shares at par value		13,470	13,470

Additional paid-in capital		17,730	17,730

(Deficit) accumulated during the development stage		(88,427)	(87,437)

TOTAL STOCKHOLDERS' EQUITY		-57,227	-56,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		0	0

Paracap Corporation
(A Development Stage Company)
Statements of Operations
For the Three and Six Months ended at January 31, 2017 and 2016 and period from April 1, 2005 (Inception) to January 31, 2017

					April 1, 2005
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	`January 31, 2017	`January 31, 2016	`January 31, 2017	`January 31, 2016	`January 31, 2017

General and Administration Expenses
Professional Fees	297	683	990	933	25,143
Amortization Expense	-	-	-	-	6,000
Bank Charges	-	-	-	-	153
Consulting Fees	-	-	-	-	31,307
Management Fees	-	-	-	-	8,500
Office and Rent	-	-	-	-	13,000
Regulatory and Transfer Agent Fees	-	-	-	-	4,324

Net (loss) for the period	$(297)	$(683)	$(990)	$(933)	$(88,427)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	10,134,918	10,134,918	10,134,918	10,134,918

The accompanying notes are an integral part of the consolidated financial statements.

Paracap Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Three and Six Months ended at January 31, 2017 and 2016 and period from April 1, 2005 (Inception) to January 31, 2017

					April 1, 2005
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	`January 31, 2017	`January 31, 2016	`January 31, 2017	`January 31, 2016	`January 31, 2017

Operating Activities
Net (loss) for the period	(297)	(683)	(990)	(933)	(88,427)
Amortization Expenses	-	-			6,000
Accounts Payable and Accrued Liabilities	297	518	990	768	51,562
Cash used in operating activities	-	(165)			(30,865)

Financing Activities
Issuance of common shares	-	-			25,200
Shareholder Loan	-	165		165	5,665
Net cash provided by financing activities	-	165	-	165	30,865

Cash increase (decrease) during the Period	-	-			-

Cash, Beginning of Period	-	-			-
Cash, End of Period	-	-			-

Supplemental Information
Interest Paid	-	-			-
Income Taxes Paid	-	-			-

PARACAP CORPORATION

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended January 31, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017.

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

Note 6: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. A balance of $57,524 is outstanding as of January 31, 2017. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 7: Related Party Transactions

During the period ended July 31, 2006 the Company received shareholder loans totaling $5,500. A balance of $5,665 is outstanding as of January 31, 2017, without interest or a fixed term of repayment. The loans are due on demand.

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

As of January 31, 2017 there were no outstanding stock options or warrants.

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

For the three months period ended January 31, 2017, the Company had an accumulated deficit of $88,427.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2017. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

For the three months period ended January 31, 2017, the net loss of the Company is $297.

LIQUIDITY AND CAPITAL RESOURCES

During the three months period ended January 31, 2017, the Company had no working capital needs. As of January 31, 2017, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2017 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

June 19, 2017

/s/ "Xing Cheng Yao"

Mr. Xing Cheng Yao,

President